Form 10-Q
period 2015-04-30
NIMTECH CORP
filed 2015-06-11
CIK 1622491

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-199438

NIMTECH CORP.

 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Str.100, Emirhan, 10/2, bld.

Sanliurfa, Turkey

(Address of principal executive offices and Zip Code)

+ 902129327067(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of June 3, 2015 there were 5,950,000 shares outstanding of the registrant’s common stock.

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of April 30, 2015 (Unaudited) and July 31, 2014	4

	Condensed Statements of Operations for the three and nine month periods ended April 30, 2015 and the period from February 4, 2014 (Inception) to April 30, 2014 (Unaudited)	5

	Condensed Statements of Cash Flows for the nine month period ended April 30, 2015 and the period from February 4, 2014 (Inception) to April 30, 2014 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosure.	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures

PART I – FINANCIAL INFORMATION

NIMTECH CORP.

Condensed Balance Sheets

	April 30, 2015 $	July 31, 2014 $
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	8,639	1,124
Accounts receivable	50	-
Total current assets	8,689	1,124

Fixed Assets

Equipment	8,047	8,047
Accumulated depreciation	(536)	-
Total Fixed Assets	7,511	8,047

Total assets	16,200	9,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	350	-

Loan from director	17,387	5,807

Total current liabilities	17,737	5,807

Total liabilities	17,737	5,807

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 4,060,000 (unaudited) and 3,500,000 shares issued and outstanding respectively	4,060	3,500
Additional paid-in capital	4,980	-

Accumulated deficit	(10,577)	(136)

Total stockholders’ equity (deficit)	(1,537)	3,364

Total liabilities and stockholders’ equity (deficit)	16,200	9,171

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Operations

	Three months ended April 30, 2015 $	For the period from February 4, 2014 (Inception) to April 30, 2014 $	Nine months ended April 30, 2015 $	For the period from February 4, 2014 (Inception) to April 30, 2014 $

Revenue	2,310	-	4,235	-
Cost of Goods Sold	(180)	-	(600)	-
Gross Profit	2,130		3,635	-

Expenses

General and Administrative Expenses	4,531	-	14,076	-

Total expenses	3,531	-	14,076	-

Net income (loss) from operations	(2,401)		(10,441)	-

Income tax	-	-	-	-

Net income (loss)	(2,401)	-	(10,441)	-

Loss per share, basic and diluted	(0.00)*	-	(0.00)*	-

Weighted average shares outstanding: basic and diluted	3,512,586	-	3,504,102	-

(Unaudited)

* denotes a loss of less than $(0.01) per share.

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Nine months ended April 30, 2015 $	For the period from February 4, 2014 (inception) to April 30, 2014

Cash flows from operating activities:

Net loss for the period	(10,441)	-

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	536	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(50)	-
Increase in accounts payable	350	-

Cash flows used in operating activities	(9,605)	-

Cash flows from investing activities	-	-

Cash flows used in investing activities	-	-

Cash flows from financing activities:

Proceeds from sale of common stock	5,540	-
Loans from director	11,580	-
		-
Cash flows provided by financing activities	17,120	-

Net increase (decrease) in cash	7,515	-

Cash, beginning of period	1,124	-

Cash, end of period	8,639	-

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	-	-

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 1. Nature of Operations

NIMTECH CORP. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 4, 2014. We were formed to manufacture and sell paper cup products in Turkey.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has capital working capital deficit, has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding available to implement its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is July 31.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of the final results that may be expected for the year ended July 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2014 included in our Form S-1 filed with the SEC.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company

The Company is a development  stage  company as defined by section  915-10-20 of the FASB Accounting Standards  Codification and among the additional disclosures required as a development  stage company are that its financial  statements were identified as those of a development  stage company,  and that the statements of operations,  stockholders'  deficit and cash flows disclosed  activity since the date of its inception (February 4, 2014) as a development stage company Although the Company has  recognized  nominal  amounts of revenue,  it is still  devoting substantially  all of its  efforts  on  establishing  the  business.  All losses accumulated since Inception (February 4, 2014) have been considered as part of the Company's development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures  are no longer required for annual reporting  periods beginning after December  15,  2014  with the  option  for  entities  to early  adopt  these new provisions.  The Company has elected to early  adopt these  provisions  and consequently  these  additional  disclosures  are  not included  in these  financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,639 of cash as of April 30, 2015.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, accounts receivable, accounts payable and the Company’s loan from director approximates its fair value due to their short-term maturity.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the three and nine month periods ended April 30, 2015 or the period from February 4, 2014 to April 30, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

During the three and nine month periods ended April 30, 2015 or the period from February 4, 2014 to April 30, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three and nine month periods ended April 30, 2015 or the period from February 4, 2014 to April 30, 2014 there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flow.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 4 – LOAN FROM DIRECTOR

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the nine months period ended April 30, 2015, our sole director has loaned to the Company $11,580. The balance outstanding to the sole director as of April 30, 2015 was $17,387.

The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 5, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

In April 2015 Company has issued 560,000 shares of common stock for cash proceeds of $5,540 at $0.001 per share.

There were 4,060,000 shares of common stock issued and outstanding as of April 30, 2015.

In May 2015, the Company issued 1,890,000 shares of common stock for cash proceeds of $19,725 at $0.001 per share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual commitments

The Company has signed two year lease agreement with Ismail Kaya, Istanbul, Turkey. Rent started on March 1, 2015.  The premise allows us to place up to 4 paper cup forming machines.  According to the agreement we lease 50 square meters of premises on the first floor of the building at Perpa Ticaret  Merkezi, B Blok, Kat: 9, No: 1524,  Istanbul.  The agreed annual rental fee is $6,000 for the first year of lease and will be reduced to $5,400 for the second year of lease.  The agreement provides for a lease extension for an additional one year term upon written notice from the Company.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTUNUED)

Litigation

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 – INCOME TAXES

As of April 30, 2015, the Company had net operating loss carry forwards of approximately $10,557 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

April 30, 2015
Federal income tax benefit attributable to:
Losses incurred in current operations	$ 10,557
Less: valuation allowance	(10,557)
Net provision for Federal income taxes	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,589
Less: valuation allowance	(3,589)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $10,557 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NIMTECH CORP.

Notes to the Condensed Financial Statements

For the three and nine months ended April 30, 2015 and the period from February 4, 2014 to April 30, 2014

(Unaudited)

NOTE 8.  SUBSEQUENT EVENTS

In May 2015 Company has issued 1,890,000 shares of common stock for cash proceeds of $19,725 at $0.001 per share.

 In accordance  with ASC 855-10 the Company has analyzed its operations from April 30, 2015 to the date these financial  statements  were issued and has  determined  that it does not have any  material  subsequent  events  to disclose in these financial statements other than as disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by NIMTECH CORP.  (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

We were incorporated in Nevada on February 4, 2014 and established a fiscal year end of July 31. We are in the business of manufacturing and selling paper cup products in Turkey. Since February 4, 2014 date of interception, our Company has generated limited revenues, possess minimal assets and have incurred losses.

PRODUCT

Our product is high quality disposable paper cups. We are able to produce disposable paper cups of different sizes and with customized printed graphics.

Our manufacturing is done by paper cup forming machine ATW-ZB318 with the following specifications:

Model Number:

ATW-ZB318

Total power:

380v

Net weight:

1,350 kg

Dimensions:

2,500 * 1,200 * 1,400 mm

Production capacity:

45 - 55 pcs/min

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended April 30, 2015 Compared to the Period from February 4, 2014 (inception) to April 30, 2015.

For the three and nine months ended April 30, 2015, the Company had total revenue of $2,310, and $4,235 respectively, compared to $0 for the period February 4, 2014 ( inception) to April 30, 2014. We had not commenced operations during the period from February 4, 2014 (inception) to April 30, 2014. The cost of goods sold was $180 and $600 for the three and nine months ended April 30, 2015. The gross profit was $2,130 and 3,635 for the three and nine months ended April 30, 2015. These revenues in 2015 related to the sales to two customers PAUL CAFETERIA and PANDA DIS TICARET LTD. We expect to generate further, increased revenue as we expand our business operations.

Total operating expenses for the three and nine months ended April 30, 2015 were $3,531 and $14,076 respectively, compared to $0 for the period February 4, 2014 (inception) to April 30, 2014. We had not commenced operations during the period from February 4, 2014 (inception) to April 30, 2014. For the three and nine months ended April 30, 2015, included in total operating expenses were depreciation expense of $402, and $ 536, professional fees of $2,150, and $10,200, regulatory filing expenses of $715, and $1,540, rent of $1,000, and $1,000 and bank charges of $264, and $799 respectively.

The net loss for the three and nine months ended April 30, 2015 was $2,401 and $10,441 respectively, compare to $0 for the period February 4, 2014 (interception) to April 30, 2015, due to the factors discussed above.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2015, the Company had cash of $ 8,639. Furthermore, the Company had a working capital deficit of $9,048 compared with $4,683 at July 31, 2014. The increase in working capital deficit is attributed to the use of cash for day-to-day obligations.

During the nine months ended April 30, 2015, the Company used $9,605 of cash for operating activities, compared to $0 for the period February 4, 2014 (interception) to April 30, 2014. We had not commenced operations during the period from February 4, 2014 (inception) to April 30, 2014. During the nine months ended April 30, 2015, we incurred a net loss of $10,441 that was reduced for cash flow purposes by non-cash depreciation expense of $536.

During the nine months ended April 30, 2015 and for the period February 4, 2014 (interception) to April 30, 2014, the Company did not use of generate any cash in investing activities.

During the nine months ended April 30, 2015, the Company received $17,120 of cash from financing activities, compared to $0 for the period February 4, 2014 (interception) to April 30, 2014. We had not commenced operations during the Period from February 4, 2014 (inception) to April 30, 2014. The funds received in 2015 comprised $5,540 from shares issuance and $11,580 by way of loan from the director.

As of April 30, 2015, we financed our working capital requirements with issuance of shares and loans from the director.

We are planning to raise $90,000 through public offering. There is no assurance that full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 33%, 66%, and 100%, respectively:

Percentage of shares sold	33%	66%	100%
Gross income	$30,000	$60,000	$90,000
Number of paper cup forming machines to be purchased	1	2	3
Legal and Professional fees	$7,000	$7,000	$7,000
Lease expenses	$6,000	$6,000	$6,000
Raw materials	$3,000	$8,000	$12,000
Testing	$1,000	$2,000	$3,000
Paper cup forming machines	$8,000	$16,000	$24,000
Marketing	$3,100	$15,500	$30,700
Website	-	$2,000	$2,000
Salary	$1,800	$2,700	$3,600
Other expenses	$100	$800	$1,700

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long‐lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred; the selling price is fixed and determinable and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the Notes to the Condensed Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

No applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a‐15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

 We did not maintain appropriate financial reporting controls – As of April 30, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at April 30, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to April 30, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

Cutler & Co. LLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2015  pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2015 Company has issued 560,000 shares of common stock for cash proceeds of $5,540 at $0.001 per share. (NOTE 5 – COMMON STOCK)

In May 2015 Company has issued 1,890,000 shares of common stock for cash proceeds of $19,725 at $0.001 per share. (NOTE 8.-SUBSEQUENT EVENTS)

These shares were sold pursuant to our registration statement on Form S-1 that became effective on April 24, 2015.

Item 3.	Defaults Upon Senior Securities.

There were no senior securities issued and outstanding during the quarter ended April 30, 2015

Item 4.	Mine Safety Disclosure.

Not applicable to our Company.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMTECH CORP.
(Registrant)

Dated: June 11, 2015
	By:	/s/ Badria Alhussin
		Name:	Badria Alhussin
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer
.