Form 10-K
period 2015-07-31
NIMTECH CORP
filed 2015-09-25
CIK 1622491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-199438

NIMTECH CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	3990
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Str.100, Emirhan, 10/2, bld. А Sanliurfa, Turkey (Address of principal executive offices)

+ 902129327067
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,040,000 common shares issued and outstanding as of September 25, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

Nimtech Corp.  was incorporated in the State of Nevada on February 4, 2014. We were formed to manufacture and sell paper cup products in Turkey.

Product

Each day, there are more and more city cafes, malls and entertainment centers with food courts, private products and meal delivery companies, open air cafes, and automated snacks and drinks machines.

This has given us the idea to produce a product that would not only be interesting, but essential, as the demand for high quality paper cups is significantly high.

We want to produce disposable paper cups that will be bright and funny with printed cartoons, graphics, etc., of different sizes, so that they are memorable, high-quality and affordable.

Disposable paper tableware combines usability, availability and ecological safety. Its advantages have made this product very popular. Many large companies in the food industry have successfully used this product for safe and convenient packing. The paper tableware application area is not limited to only selling foods and drinks. It is also widely used for brand awareness, as well as the promotion of products and services as an effective advertising vehicle. We can find paper cups in many places – fast food restaurants and cafes, movie theaters and restaurants and in many other public places.

The primary advantage of paper cups is their non-toxicity, utilization simplicity and environmental safety.

Target market

Our target market can be divided into two sections. One is wholesale customers, which are cafeterias, fast-foods and cafes. This section is obviously the main consumer of our product – disposable paper cups. We will be able to offer them a good price and high quality at the same time, as well as a printed logo of their company on the cups.

The other section will be private clients eager to brighten up any event with some special things, such as customized dishware. We can customize cups for them according to the peculiarity of the event, or use their own design.

Markets

We decided to begin our operations from Turkey. Istanbul seems to be most favorable area for a business startup, as it has large flow of tourists and therefore many outdoor cafes and fast-foods that will be interested in our product. In the future, we plan to expand to other major cities of Turkey.

Marketing

At this stage of our company development, marketing is conducted by our Director, Badria Alhussin. We will launch an integrated marketing campaign that is specifically developed to showcase the strengths of our business model and products, as well as our guarantee of quality and satisfaction, and our value proposition that offers more value to customers than any available alternatives. By developing a strong reputation for exceptional style, quality and value, we can be assured that our current customers will not have any reason to look elsewhere for our products and readily recommend us.

We intend to design bright advertising leaflets in which we will emphasize advertising placement opportunities on our product. Leaflets will be handed out in large street café networks, as well as fast food networks in malls and entertainment centers. These leaflets will motivate them via an opportunity to advertise through prints on our paper cups, which will raise their brand awareness and image. Besides, advertising on paper cups is widely used among big companies during large-scale advertising campaigns, or for new product announcement. We will prepare an offer for such companies and send it by mail with advertising leaflets. This would pick an interest in our potential clients.

We have already identified the target market segment.  We will execute a multi-level marketing and advertising campaign, consisting of visual advertising through direct mail, online marketing through our own website, and coupons on group buying websites such as Groupon. We will also be active in social media to raise awareness of our products.

We will then sign contracts with entertainment agencies that specialize in events organization, so that they will be interested to offer our product to their clients. All our partners in this area will be getting an agreed percentage from sales. This will also give us an opportunity to advertise ourselves among agencies and their clients, thereby raising customer awareness of our high quality product.

Equipment

We have purchased a fully-automatic portable paper cup forming machine which doesn’t require high technical skills to complete the product manufacturing process. The machine delivery set includes all necessary equipment and primary products for machine installation and testing. The cost of one paper cup forming machine is $8,000, including delivery, customs clearance and the equipment set.

Automated paper cup forming machine technical specifications:

Model Number:

ATW-ZB318

Total power:

380v

Net weight:

1,350 kg

Dimensions:

2,500 * 1,200 * 1,400 mm

Production capacity:

45 - 55 pcs/min

Item	Paper cup forming machine ATW-ZB318
Import:	Panama
Export:	Turkey
Item cost:	$5,000
Country of origin:	China
Delivery and insurance expenses:
Delivery cost:	$1,650
Insurance cost:	$350
Total:	$7,000
DTA:	$0,00
VAT:	$1,000
Total: unit, import, customs and taxes	$8,000

Supplies

The raw materials necessary for all paper cups production are special laminated paper that comes in rolls and toners for logo printing.

For the initial stage, we have a minimal stock of raw materials for the paper cup production. We have just enough materials to test our machines and produce some test samples for distribution among our potential clients and partners.

The cost of raw materials for production of 50 paper cups (set) will be approximately $1.8 depending on the print and its size. The price of raw materials will be less, as soon as we are able to purchase bigger volumes of the raw materials.

Freight

We will be shipping all paper cup forming machines together with the raw materials from Panama to Turkey in the same manner that we did with our first machine. All the necessary equipment and supplies are being bought from the same manufacturer, which makes it simple for us to organize door-to-door deliveries.

Contracts

The Company has signed two year lease agreement with Ismail Kaya, Istanbul, Turkey. Rent started on January 1, 2015.  The premise allows us to place up to 4 paper cup forming machines.  According to the agreement we lease 50 square meters of premises on the first floor of the building at Perpa Ticaret  Merkezi, B Blok, Kat: 9, No: 1524,  Istanbul.  The agreed annual rental fee is $6,000 for the first year of lease and will be reduced to $5,400 for the second year of lease.  The agreement provides for a lease extension for an additional one year term upon written notice from the Company.

Office

Our Director is providing her office for our company at no charge. Our company address is Str.100, Emirhan, 10/2, bld. А Sanliurfa, Turkey

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

 The Company has signed two year lease agreement with Ismail Kaya, Istanbul, Turkey. Rent started on January 1, 2015.  The premise allows us to place up to 4 paper cup forming machines.  According to the agreement we lease 50 square meters of premises on the first floor of the building at Perpa Ticaret  Merkezi, B Blok, Kat: 9, No: 1524,  Istanbul.  The agreed annual rental fee is $6,000 for the first year of lease and will be reduced to $5,400 for the second year of lease.  The agreement provides for a lease extension for an additional one year term upon written notice from the Company.

Item 3.  Legal Proceedings

We were no subject to any legal proceedings during the year ended July 31, 2015 or the period from inception (February 4, 2014) to July 31, 2014 and we know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of July 31, 2015, no shares of our common stock have traded

Number of Holders

As of July 31, 2015, the 6,040,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended July 31, 2015 or during the period from February 4, 2014 (inception) to July 31, 2014.  We have not paid any cash dividends since February 4, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 5, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

From August 1, 2014 to July 31, 2015 Company has issued 2,540,000 shares of common stock for cash proceeds of $25,400 at $0.001 per share.

There were 6,040,000 shares of common stock issued and outstanding as of July 31, 2015.

Purchase of our Equity Securities by Officers and Directors

On June 5, 2014, the Company offered and sold 3,500,000 restricted shares of common stock to our president and director, Badria Alhussin, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JULY 31, 2015 COMPARED TO THE PERIOD FROM (INCEPTION) FEBRUARY 4, 2014 TO JULY 31, 2014.

Revenue

We recognized revenue of $4,235 for the year ended July 31, 2015, compared to $0 the period from February 4, 2014 (Inception) to July 31, 2014. We had not commenced operations during the period from February 4, 2014 (inception) to July 31, 2014. Revenues in 2015 related to the sales to two customers PAUL CAFETERIA and PANDA DIS TICARET LTD. We expect to generate further, increased revenue as we expand our business operations

Cost of Goods Sold

The raw material necessary for all paper cups production is special laminated paper that comes in rolls. Our cost of goods sold was $600 for the year ended July 31, 2015 compared to $0 the period from February 4, 2014 (Inception) to July 31, 2014.

Gross Profit

Our gross profit was $3,635 for the year ended July 31, 2015 compared to $0 the period from February 4, 2014 (Inception) to July 31, 2014.

Operating expenses

Total operating expenses for the for the year ended July 31, 2015 were $33,950 compared to $136 for the period February 4, 2014 (inception) to April 30, 2014. We had not commenced operations during the period from February 4, 2014 (inception) to July 31, 2014.

Our operating expenses consisted of bank service charges $1,271 (2014-$136), accounting fees $7,750 (2014-$0), legal fees $3,950 (2014-$0), transfer agent fees $15,000 (2014-$0), rent $3,500 (2014-$0), amortization $ 938 (2014-$0) and regulatory filings $1,540 (2014-$0). Expenses incurred during the fiscal year ended July 31, 2015 as compared to period ended July 31, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

The net loss for the fiscal year ended July 31, 2015 was $30,315, compared to $136 for the period February 4, 2014 (inception) to July 31, 2014, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2015, our total assets were $15,836 comprised of cash $ 5,927, prepaid expenses $1,650, accounts receivable $50, inventory $1,100 and net fixed assets $7,109. Our total liabilities were $17,387 comprised of a loan from our director. As of July 31, 2014, our total assets were $9,171 comprising of cash $1,124 and net fixed assets $8,047. Our total liabilities were $5,807 comprised of a loan from our director.

Shareholders’ equity has decreased from $3,364 as of July 31, 2014 to a deficit of ($1,551) as of July 31, 2015. The decrease in our shareholders’ equity to a shareholders’ deficit was due operating losses we incurred in the period.

The Company has accumulated a deficit of $(30,451) as of July 31, 2015 compare to $136 as of July 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2015 and the period from February 4, 2014 (inception) to July 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2015, net cash flows used in operating activities was $32,177 compared to $136 for the period from February 4, 2014 to July 31, 2014, an increase of $32,041. The increase was primarily due to the increase in operating losses between the two periods

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities for the fiscal year ended July 31, 2015 compare to $8,047 cash used in the amount of $8,047 investing activities during the period from February 4, 2014 (inception) to July 31, 2014. During the period from February 4, 2014 (inception) to July 31, 2014 we purchased a machine to manufacture our paper cups.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from our director. For the fiscal year ended July 31, 2015, net cash from financing activities was $36,980 consisting of proceeds from the sale of share of our common stock of $25,400 and a loan from our director $11,580. By comparison, during the period from February 4, 2014 (inception) to July 31, 2014, net cash provided by financing activities was $9,307 consisting of $3,500 of proceeds from the sale of shares of our common stock and $5,807 by way of a loan from our director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing  arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, debt instruments, and limited sales. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

•

Legal and professional fees

•

Lease expenses

•

Purchase of inventory

•

Purchase of equipment

•

Marketing Campaign

•

Website development

•

Staff wages

We intend to finance these expenses with further issuances of securities, debt issuances and sales. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company has signed two year lease agreement with Ismail Kaya, Istanbul, Turkey. Rent started on January 1, 2015.  The premise allows us to place up to 4 paper cup forming machines.  According to the agreement we lease 50 square meters of premises on the first floor of the building at Perpa Ticaret  Merkezi, B Blok, Kat: 9, No: 1524,  Istanbul.  The agreed annual rental fee is $6,000 for the first year of lease and will be reduced to $5,400 for the second year of lease.  The agreement provides for a lease extension for an additional one year term upon written notice from the Company.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (February 4, 2014) resulting in an accumulated deficit of $30,451 as of July 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2015 and for the period from Inception (February 4, 2014) to July 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

SIGNIFCANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,927 of cash as of July 31, 2015 compare to $1,124 as of July 31, 2014.

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

The carrying value of cash, prepaid expenses, accounts receivable, accounts payable and the Company’s loan from director approximates its fair value due to their short-term maturity.

Inventories

Our inventory consists of raw material necessary for production which is laminated paper that comes in rolls. Because we produce quantities ordered, we do not have any finished goods inventories.   Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first out (FIFO) method. The Company had $1,100 in inventory as of July 31, 2015 compared to $0 as of July 31, 2014.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the year end July 31, 2015 or the period from February 4, 2014 (inception)  to July 31, 2014.

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

During the year ended July 31, 2015 or the period from February 4, 2014 (inception) to July 31, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended July 31, 2015 and the period from February 4, 2014 (inception) to July 31, 2014  there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

NIMTECH CORP.

FINANCIAL STATEMENTS

For the Year Ended July 31, 2015 and for the period from February 4, 2014 (Inception) to July 31, 2014

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	14

Balance Sheets as of July 31, 2015 and July 31, 2014	15

Statements of Operations for the year ended July 31, 2015 and for the period from February 4, 2014 (Inception) to July 31, 2014	16

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended July 31, 2015 and the period from February 4, 2014 (Inception) to July 31, 2014	17

Statements of Cash Flows for the year ended July 31, 2015 and the period from February 4, 2014 (Inception) to July 31, 2014	18

Notes to Financial Statements	19

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Nimtech, Corp.

We have audited the accompanying balance sheets of Nimtech, Corp. as of July 31, 2015 and 2014 the related statement of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended July 31, 2015 and the period from February 4, 2014 (inception) to July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nimtech Corp. as of July 31, 2015 and 2014 and the related statement of operations and cash flows for the year ended July 31, 2015 and the period from February 4, 2014 (inception) to July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has reoccurring losses since inception, an accumulated deficit and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, Colorado
September 16, 2015 9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-328 Fax 303-456-7488 ~ www.cutlercpas.com 14

NIMTECH CORP.

Balance Sheets

	July 31, 2015	July 31, 2014
	$	$
ASSETS

Current assets

Cash and cash equivalents	5,927	1,124
Prepaid expenses	1,650	-
Accounts receivable	50	-
Inventory	1,100	-
Total current assets	8,727	1,124

Fixed Assets

Equipment	8,047	8,047
Accumulated depreciation	(938)	-
Total Fixed Assets, net	7,109	8,047

Total assets	15,836	9,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Loan from director	17,387	5,807
Total current liabilities	17,387	5,807
Total liabilities	17,387	5,807

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 6,040,000 and 3,500,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively	6,040	3,500
Additional paid-in capital	22,860	-

Accumulated deficit	(30,451)	(136)
Total stockholders’ equity (deficit)	(1,551)	3,364

Total liabilities and stockholders’ equity (deficit)	15,836	9,171

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Statement of Operations

	Year Ended July 31, 2015 $	For the period from February 4, 2014 (Inception) to July 31, 2014 $

Revenue	4,235	-
Cost of Goods Sold	600	-
Gross Profit	3,635	-

Expenses
General and Administrative Expenses	33,950	136
Total expenses	33,950	136

Net income (loss) from operations	(30,315)	(136)

Income tax	-	-

Net income (loss)	(30,315)	(136)

Loss per share, basic and diluted	(0.01)	(0.00)*

Weighted average shares outstanding: basic and diluted	4,114,027	1,127,119

                                ‘ * denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception, February 4, 2014	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	3,500,000	3,500	-	-	3,500
Net loss for the period ended July 31, 2014	-	-	-	(136)	(136)

Balance, July 31, 2014	3,500,000	$ 3,500	$ -	$ (136)	$ 3,364

Shares issued for cash at $0.01 per share	2,540,000	2,540	22,860	-	25,400

Net loss for the year ended July 31, 2015	-	-	-	(30,315)	(30,315)

Balance, July 31, 2015	6,040,000	$ 6,040	$ 22,860	$ (30,451)	$ (1,551)

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

 Statements of Cash flows

	Year Ended July 31, 2015 $	For the period from February 4, 2014(Inception) to Jul 31, 2014 $
Cash flows from operating activities:

Net loss for the period	(30,315)	(136)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	938	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(50)	-
Increase in inventory	(1,100)
Increase in prepaid expenses	(1,650)	-

Cash flows used in operating activities	(32,177)	(136)

Cash flows from investing activities
Purchase of Equipment	-	(8,047)
Cash flows used in investing activities	-	(8,047)

Cash flows from financing activities:

Proceeds from sale of common stock	25,400	3,500
Loans from director	11,580	5,807

Cash flows provided by financing activities	36,980	9,307

Net increase (decrease) in cash	4,803	1,124

Cash, beginning of period	1,124	-

Cash, end of period	5,927	1,124

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Notes to the Audited Financial Statements

For the year ended July 31, 2015 and for the period from February 4, 2014 (inception) to July 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

NIMTECH CORP. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 4, 2014. We were formed to manufacture and sell paper cup products in Turkey.

NOTE 2—GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (February 4, 2014) resulting in an accumulated deficit of $30,451 as of July 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended July 31, 2015 and for the period from Inception (February 4, 2014) to July 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

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

NIMTECH CORP.

Notes to the Audited Financial Statements

For the year ended July 31, 2015 and for the period from February 4, 2014 (inception) to July 31, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,927 of cash as of July 31, 2015 compare to $1,124 as of July 31, 2014.

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

The carrying value of cash, prepaid expenses, accounts receivable, accounts payable and the Company’s loan from director approximates its fair value due to their short-term maturity.

Inventories

Our inventory consists of raw material necessary for production which is laminated paper that comes in rolls. Because we produce quantities ordered, we do not have any finished goods inventories.   Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first out (FIFO) method. The Company had $1,100 in inventory as of July 31, 2015 compare to $0 as of July 31, 2014.

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

NIMTECH CORP.

Notes to the Audited Financial Statements

For the year ended July 31, 2015 and for the period from February 4, 2014 (inception) to July 31, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expenses during the year end July 31, 2015 or the period from February 4, 2014 (inception) to July 31, 2014.

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

During the year ended July 31, 2015 or the period from February 4, 2014 (inception)  to July 31, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended July 31, 2015 or the period from February 4, 2014 (inception) to July 31, 2014 there were no differences between our comprehensive loss and net loss.

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

During the year ended July 31, 2015, our sole director has loaned to the Company $11,580. The balance outstanding to the sole director as of July 31, 2015 was $17,387 (2014 - $5,807).

The loan is unsecured, non-interest bearing and due on demand.

Our Director is providing her office for our company at no charge.

NIMTECH CORP.

Notes to the Audited Financial Statements

For the year ended July 31, 2015 and for the period from February 4, 2014 (inception) to July 31, 2014

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 5, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

During the year ended July 31, 2015 Company has issued 2,540,000 shares of common stock for cash proceeds of $25,400 at $0.001 per share.

There were 6,040,000 shares of common stock issued and outstanding as of July 31, 2015.

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

Litigation

We were no subject to any legal proceedings during the year ended July 31, 2015 or the period from inception (February 4, 2014) to July 31, 2014 and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 – INCOME TAXES

As of July 31, 2015, the Company had net operating loss carry forwards of approximately $30,451 that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

July 31, 2015
Federal income tax benefit attributable to:
Losses incurred in current operations	$ 30,451
Less: valuation allowance	(30,451)
Net provision for Federal income taxes	$ -

NIMTECH CORP.

Notes to the Audited Financial Statements

For the year ended July 31, 2015 and for the period from February 4, 2014 (inception) to July 31, 2014

NOTE 7 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 10,353
Less: valuation allowance	(10,353)
Net deferred tax asset	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $30,451 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8.  SUBSEQUENT EVENTS

In accordance  with ASC 855-10 the Company has analyzed its operations from July 31, 2015 to the date these financial  statements  were issued and has  determined  that it does not have any  material  subsequent  events  to disclose in these financial statements other than as disclosed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of July 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at July 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Badria Alhussin str.100,Emirhan, 10/2, bld. А, Turkey	62	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Badria Alhussin has acted as our President, Treasurer and sole Director since our incorporation on February 4, 2014. Prior to this, from 2009-2013, Mrs. Alhussin was chief sales manager in Inditex Company in Turkey with responsibilities such as increasing business opportunities through various routes to market, keeping up to date with products and competitors, implements national sales programs by developing field sales action plans and others. From 2007-2009, Mrs. Alhussin worked as a sale manager in the same company before she had held the position of chief sales manager. Inditex is one of the largest fashion retail groups in the world with eight brands and over 6,460 stores in 88 markets. Badria Alhussin was born in Syria in 1952 in Edlib, Syria. Badria earned Master Degree in Audit and Accounting in Damascus University.

During the past ten years, Mrs. Alhussin has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mrs. Alhussin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mrs. Alhussin ’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director Mrs. Badria Alhussin. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on February 4, 2014 until July 31, 2015:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Badria Alhussin, President and Treasurer	Year end July 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 04, 2014 to July 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 16, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Badria Alhussin str.100, Emirhan, 10/2, bld. А, Turkey	3,500,000 shares of common stock (direct)		58%

The percent of class is based on 6,040,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended July 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of July 31, 2015, a director had loaned $17,387 (July 31, 2014 - $5,807) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2015, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our July 31, 2014 financial statements and for the reviews of our financial statements for the quarters ended October 31, 2014, January 31, 2015, and April 30, 2015.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMTECH CORP.
(Registrant)

Dated: September 25, 2015
	By:	/s/ Badria Alhussin
		Name:	Badria Alhussin
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer