Form 10-Q
period 2015-10-31
NIMTECH CORP
filed 2015-12-11
CIK 1622491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-199438

NIMTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Str.100, Emirhan, 10/2, bld. А

Sanliurfa, Turkey

(Address of principal executive offices and Zip Code)

+ 902129327067
(Registrant’s telephone number, including area code)

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

Yes [  ] No [ X ]

As of December 11, 2015 there were 6,040,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

NIMTECH CORP.

Condensed Balance Sheets

(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS

Current assets

Cash and cash equivalents	$2,179	$5,927
Prepaid expenses	650	1,650
Accounts receivable	50	50
Inventory	763	1,100
Total current assets	3,642	8,727

Fixed Assets

Equipment	8,047	8,047
Accumulated depreciation	(1,340)	(938)
Total Fixed Assets, net	6,707	7,109

Total assets	$10,349	$15,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts Payable	$500	$-
Loan from director	17,387	17,387

Total current liabilities	17,887	17,387
Total liabilities	17,887	17,387

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 6,040,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015	6,040	6,040
Additional paid-in capital	22,860	22,860

Accumulated deficit	(36,438)	(30,451)

Total stockholders’ equity (deficit)	(7,538)	(1,551)
Total liabilities and stockholders’ equity (deficit)	$10,349	$15,836

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Operations

(Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

Revenue	$2,310	$-
Cost of Goods Sold	(337)	-
Gross Profit	1,973

Expenses

General and Administrative Expenses	7,960	6,095

Total expenses	7,960	6,095

Net income (loss) from operations	(5,987)	(6,095)

Income tax	-	-

Net income (loss)	$(5,987)	$-

Loss per share, basic and diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding: basic and diluted	6,040,000	3,500,000

*                   denotes a loss of less than $(0.01) per share.

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Cash Flows

 (Unaudited)

	Three months ended October 31, 2015	Three months ended October 31, 2014

Cash flows from operating activities:

Net loss for the period	$(5,987)	$(6,095)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	402	-
Changes in operating assets and liabilities:
Decrease in inventory	337	-
Decrease in prepaid expenses	1,000
Increase in accounts payable	500	-

Cash flows used in operating activities	(3,748)	(6,095)

Cash flows from investing activities	-	-

Cash flows used in investing activities	-	-

Cash flows from financing activities:

Proceeds from sale of common stock	-	-
Loans from director	-	10,980
		-
Cash flows provided by financing activities	-	10,980

Net increase (decrease) in cash	(3,748)	4,885

Cash, beginning of period	5,927	1,124

Cash, end of period	$2,179	$6,009

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	-	-

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Notes to the Condensed (Unaudited) Financial Statements

For the three months ended October 31, 2015 and October 31, 2014

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended July 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2015.

NIMTECH CORP.

Notes to the Condensed (Unaudited) Financial Statements

For the three months ended October 31, 2015 and October 31, 2014

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

During the months period ended October 31, 2015 and October 31, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flow.

NOTE 4.  SUBSEQUENT EVENTS

In accordance  with ASC 855-10 the Company has analyzed its operations from October 31, 2015 to the date these financial  statements  were issued and has  determined  that it does not have any  material  subsequent  events  to disclose in these financial statements other than as disclosed above.

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

PRODUCT

Our product is high quality disposable paper cups. We are able to produce disposable paper cups of different sizes and with customized printed graphics. Our manufacturing is done by paper cup forming machine ATW-ZB318.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended October 31, 2015 Compared to the three months ended October 31, 2014.

For the three months ended October 31, 2015, the Company had total revenue of $2,310, compared to $0 for the three months ended October 31, 2014. The cost of goods sold was $337 and $0 respectively. The gross profit was $1,973 and 0 for the three months ended October 31, 2015 and October 31, 2014 respectively. These revenues in 2015 related to the sales to one customer.

Total operating expenses for the three months ended October 31, 2015 and October 31, 2014 were $7,960 and $6,095. For the three months ended October 31, 2015, included in total operating expenses were depreciation expense of $402, professional fees of $3,250, regulatory filing expenses of $2,500, rent of $1,500, and bank charges of $308. For the three months ended October 31, 2014, included in total operating expenses were professional fees of $5,350, regulatory filing expenses of $405, and bank charges of $339.

The net loss for the three months ended October 31, 2015 and October 31, 2014 was $5,987 and $6,095 respectively, due to the factors discussed above.

Liquidity and Capital Resources and Cash Requirements

At October 31, 2015, the Company had cash of $ 2,179. Furthermore, the Company had a working capital deficit of $14,245 compared with $8,660 at July 31, 2015. The increase in working capital deficit is attributed to the use of cash for day-to-day obligations.

As of October 31, 2015, we financed our working capital requirements with issuance of shares and loans from the director.

We are planning to raise $90,000 through public offering. There is no assurance that full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 33%, 66%, and 100%, respectively:

Percentage of shares sold	33%	66%	100%
Offering Amount	$30,000	$60,000	$90,000
Number of paper cup forming machines to be purchased	1	2	3
Legal and Professional fees	$7,000	$7,000	$7,000
Lease expenses	$6,000	$6,000	$6,000
Raw materials	$3,000	$8,000	$12,000
Testing	$1,000	$2,000	$3,000
Paper cup forming machines	$8,000	$16,000	$24,000
Marketing	$3,100	$15,500	$30,700
Website	-	$2,000	$2,000
Salary	$1,800	$2,700	$3,600
Other expenses	$100	$800	$1,700

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

 We did not maintain appropriate financial reporting controls – As of October 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at October 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to October 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

Pritchett, Siler & Hardy PC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of October 31, 2015  pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

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

None

Item 3.	Defaults Upon Senior Securities.

There were no senior securities issued and outstanding during the quarter ended October 31, 2015

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

Dated: December 11, 2015
	By:	/s/ Badria Alhussin
		Name:	Badria Alhussin
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer