Form 10-Q
period 2016-01-31
NIMTECH CORP
filed 2016-03-16
CIK 1622491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

nimtechcorp@gmail.com

(Registrant’s email)

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

Yes ☐ No ☒

As of March 14, 2016 there were 6,040,000 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NIMTECH CORP.

Condensed Balance Sheets

(Unaudited)

	January 31, 2016	July 31, 2015
ASSETS

Current assets

Cash and cash equivalents	$2,270	$5,927
Prepaid expenses	1,700	1,650
Accounts receivable	50	50
Inventory	763	1,100
Total current assets	4,783	8,727

Fixed Assets

Equipment	8,047	8,047
Accumulated depreciation	(1,742)	(938)
Total Fixed Assets, net	6,305	7,109

Total assets	$11,088	$15,836

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Loan from director	$17,387	$17,387
Customer deposits	14,620	-
Total current liabilities	32,007	17,387

Total liabilities	32,007	17,387

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 6,040,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015	6,040	6,040
Additional paid-in capital	22,860	22,860
Accumulated deficit	(49,819)	(30,451)

Total stockholders’ equity (deficit)	(20,919)	(1,551)
Total liabilities and stockholders’ equity (deficit)	$11,088	$15,836

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015	Six months ended January 31, 2016	Six months ended January 31, 2015

Revenue	$-	$1,925	$2,310	$1,925
Cost of Goods Sold	-	(420)	(337)	(420)
Gross Profit	-	1,505	1,973	1,505

Expenses

General and Administrative Expenses	$13,381	3,450	21,341	9,545

Total expenses	13,381	3,450	21,341	9,545

Net income (loss) from operations	$(13,381)	$(1,945)	$(19,368)	$(8,040)

Income tax	-	-	-	-

Net income (loss)	$(13,381)	$(1,945)	$(19,368)	$(8,040)

Loss per share, basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding: basic and diluted	6,040,000	3,500,000	6,040,000	3,500,000

*	denotes a loss of less than $(0.01) per share.

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended January 31, 2016	Six months ended January 31, 2015

Cash flows from operating activities:

Net loss for the period	$(19,368)	$(8,040)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	804	134
Changes in operating assets and liabilities:
Inventory	337	(180)
Prepaid expenses	(50)	-
Customer deposits	14,620	-

Cash flows used in operating activities	(3,657)	(8,086)

Cash flows used in investing activities	-	-

Cash flows from financing activities:

Loans from director	-	11,580
		-
Cash flows provided by financing activities	-	11,580

Net increase (decrease) in cash	(3,657)	3,494

Cash, beginning of period	5,927	1,124

Cash, end of period	$2,270	$4,618

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to these condensed unaudited financial statements.

NIMTECH CORP.

Notes to the Condensed (Unaudited) Financial Statements

For the six months ended January 31, 2016 and January 31, 2015

NOTE 1 – Nature of Operations

NIMTECH CORP. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 4, 2014. We were formed to manufacture and sell paper cup products in Turkey.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has a working capital deficit, has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding available to implement its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is July 31.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended January 31, 2016 are not necessarily indicative of the final results that may be expected for the year ended July 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2015.

NIMTECH CORP.

Notes to the Condensed (Unaudited) Financial Statements

 For the six months ended January 31, 2016 and January 31, 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the months period ended January 31, 2016 and January 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Customer Deposits

A liability account on the books of a company receiving cash in advance of delivering goods or services to the customer. The entry on the books of the company at the time the money is received in advance is a debit to Cash and a credit to Customer Deposits. A customer deposit could be an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flows.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from January 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than as disclosed below.

On February 17, 2016, Badria Alhussin sold Zai Xian Wang 3,500,000 shares of the Company’s common stock, equal to 57.9% of the Company’s outstanding shares of common stock.

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

Overview

We were incorporated in Nevada on February 4, 2014 and established a fiscal year end of July 31. We are in the business of manufacturing and selling paper cup products in Turkey. Since February 4, 2014 date of interception, our Company has generated limited revenues, possess minimal assets and has incurred losses.

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

Target market

Our target market can be divided into two sections. One is wholesale customers, which are cafeterias, fast-foods and cafes. This section will be the main consumer of our product – disposable paper cups. We will be able to offer them a good price and high quality at the same time, as well as a printed logo of their company on the cups.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the six Months Ended January 31, 2016 Compared to the six months ended January 31, 2015

For the six months ended January 31, 2016, the Company had total revenue of $2,310, compared to $1,925 for the six months ended January 31, 2015. The cost of goods sold was $337 and $420 respectively. The gross profit was $1,973 and $1,505 for the six months ended January 31, 2016 and January 31, 2015 respectively. Our revenues and gross profit were not materially different from the prior year period.

Total operating expenses for the six months ended January 31, 2016 and January 31, 2015 were $21,341 and $9,545. For the six months ended January 31, 2016, included in total operating expenses were depreciation expense of $804, audit fees of $4,750, regulatory filing expenses of $12,580, rent of $2,550, and bank charges of $657. For the six months ended January 31, 2015, included in total operating expenses were depreciation expense of $134, audit fees of $4,750, regulatory filing expenses of $826, bank charges of $535, and legal fees of $3,300. Our expenses were not materially different from the prior year period.

The net loss for the six months ended January 31, 2016 and January 31, 2015 was $19,368 and $8,040 respectively, due to the factors discussed above.

Results of Operations for the three Months Ended January 31, 2016 Compared to the three months ended January 31, 2015

For the three months ended January 31, 2016, the Company had no revenue, compared to $1,925 for the three months ended January 31, 2015. The cost of goods sold was $0 and $420 respectively. The gross profit was $0 and $1,505 for the three months ended January 31, 2016 and January 31, 2015, respectively. Our revenues and gross profit were not materially different from the prior year period.

Total operating expenses for the three months ended January 31, 2016 and January 31, 2015 were $13,381 and $3,450. For the three months ended January 31, 2016, included in total operating expenses were depreciation expense of $402, audit fees of $1,500, regulatory filing expenses of $10,080, rent of $1,050, and bank charges of $349. For the three months ended January 31, 2015, included in total operating expenses were depreciation expense of $134, audit fees of $1,500, regulatory filing expenses of $421, bank charges of $535, and legal fees of $0. Our expenses were not materially different from the prior year period.

The net loss for the three months ended January 31, 2016 and January 31, 2015 was $13,381 and $1,945, respectively, due to the factors discussed above.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Liquidity and Capital Resources and Cash Requirements

At January 31, 2016 the Company had cash of $ 2,270. Furthermore, the Company had a working capital deficit of $27,224 compared with deficit $8,660 at July 31, 2015.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate financial reporting controls – As of January 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2016, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to January 31, 2016, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

Pritchett, Siler & Hardy PC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of January 31, 2016 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no senior securities issued and outstanding during the quarter ended January 31, 2016.

Item 4.	Mine Safety Disclosure.

Not applicable to our Company.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMTECH CORP.
(Registrant)

Dated: March 16, 2016
	By:	/s/ Badria Alhussin
		Name:	Badria Alhussin
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer

