Form 10-Q
period 2016-04-30
NIMTECH CORP
filed 2016-07-06
CIK 1622491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2016

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

Yes ☐       No ☒

As of June 30, 2016 there were 3,020,000 shares outstanding of the registrant’s common stock.

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” which discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K and its amendment filed with the Securities and Exchange Commission (the “SEC”); in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and information contained in other reports that we file with the SEC. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Nimtech Corp

Reviewed Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

1

To:	The Board of Directors and Stockholders of
Nimtech Corp

We have reviewed the accompanying condensed balance sheets of Nimtech Corp as of April 30, 2016, and the related condensed statements of operations and comprehensive loss for the three and nine month periods ended April 30, 2016 and condensed statement of cash flows for the nine months ended April 30, 2016. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
July 5, 2016	Certified Public Accountants

2010 PIONEER COURT, SAN MATEO, CA 94403   TEL.: (650) 638-0808   FAX.: (650) 638-0878

E-MAIL: INFO@WWCCPA.COM   WEBSITE:WWW.WWCCPA.COM

Nimtech Corp

Condensed Balance Sheets

As of April 30, 2016 and July 31, 2015

(Unaudited)

(Stated in U.S. Dollars)

	April 30, 2016	July 31, 2015
		(Audited)
ASSETS

Current assets
Cash	$-	$5,927
Accounts receivables	-	50
Inventory	-	1,100
Prepaid expenses	-	1,650
Total current assets	-	8,727

Non-Current assets
Plant and equipment, net	-	7,109

Total assets	$-	$15,836

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Customer deposits	$-	$-
Related party payable	-	17,387
Accrued liabilities	6,000	-
Total liabilities	6,000	17,387

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 75,000,000 shares authorized, 6,040,000 shares issued and outstanding as of April 30, 2016 and July 31, 2015 respectively.	6,040	6,040
Additional paid-in capital	22,860	22,860
Accumulated deficit	(34,900)	(30,451)
Total stockholders’ deficiency	(6,000)	(1,551)

Total liabilities and stockholders’ deficiency	$-	$15,836

The accompanying notes are an integral part of these financial statements

Nimtech Corp

Condensed Statements of Operations and Comprehensive Loss

For the three and nine-month periods ended April 30, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For the three-month periods ended		For the nine-month periods ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenue	$-	$2,310	$2,310	$4,235
Cost of sales	-	180	337	600
Gross profit	-	2,130	1,973	3,635

General and administrative expenses	7,770	4,531	29,111	14,076
Loss from operations	(7,770)	(2,401)	(27,138)	(10,441)

Other income	22,689	-	22,689

Net income/(loss)	$14,919	$(2,401)	$(4,449)	$(10,441)

Comprehensive income/(loss)	$14,919	$(2,401)	$(4,449)	$(10,441)

Basic and diluted income/(loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares used in per share calculations – basic and diluted	6,040,000	3,512,586	6,040,000	3,512,586

The accompanying notes are an integral part of these financial statements

Nimtech Corp

Condensed Statements of Cash Flows

For the nine-month periods ended April 30, 2016 and 2015

(Unaudited)

(Stated in U.S. Dollars)

	For nine-month periods ended
	April 30,	April 30,
	2016	2015

Cash flows used in operating activities
Net loss	$(4,449)	$(10,441)

Changes in operating assets and liabilities
Depreciation	938	536
Decrease/(increase) in accounts receivables	50	(50)
Decrease in inventory	1,100	-
Decrease in prepaid expenses	1,650	-
Increase/(decrease) in customer deposit	-	-
Increase in accounts payable and accrued liabilities	6,000	350
Net cash provided by/(used in) operating activities	5,289	(9,605)

Cash flows used in investing activities
Decrease in fixed asset	6,171	-
Net cash provided by/(used in) investing activities	6,171	-

Cash flows from financing activities
(Repayment)/advances from stockholders	(17,387)	11,580
Proceeds from sale of common stock	-	5,540
Net cash (used in)/ sourced from financing activities	(17,387)	17,120

Decrease in cash and cash equivalents	(5,927)	7,515

Cash and cash equivalents – Beginning of period	5,927	1,124

Cash and cash equivalents – End of period	$-	$8,639

The accompanying notes are an integral part of these financial statements

Nimtech Corp

Notes to Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Nimtech Corp (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on February 4, 2014.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements and related disclosures as of April 30, 2016 are reviewed pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Unless the context otherwise requires, all references to “Nimtech Corp,” “we,” “us,” “our” or the “company” are to Nimtech Corp and any subsidiaries.

2.	BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-Q for the quarter ended April 30, 2016 as filed with the SEC.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. For the period ended April 30, 2016, the Company had accumulated deficits of $34,900. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Nimtech Corp

Notes to Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

(Stated in U.S. Dollars)

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, accrued liabilities and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Nimtech Corp

Notes to Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

(Stated in U.S. Dollars)

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized:

1.      Persuasive evidence of an arrangement exists

2.      Delivery has occurred

3.      The selling price is fixed and determinable

4.      Collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. There was no recorded comprehensive income or loss for the three-months periods ended April 30, 2016 and 2015.

Nimtech Corp

Notes to Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

(Stated in U.S. Dollars)

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

There were no adjustments to net loss required for purposes of computing diluted earnings per share.

For the nine-month periods ended April 30, 2016 and 2015, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Nimtech Corp

Notes to Condensed Financial Statements

As of April 30, 2016 and July 31, 2015

(Stated in U.S. Dollars)

4.	RELATED PARTY TRANSACTIONS

The director of the Company provides services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of February 29, 2016, the Company’s former stockholders provided net advances of $17,387 to finance the Company’s working capital requirements. The Company underwent a change of control in February 29, 2016, which the majority ownership was transferred to a new majority shareholder. The former shareholder offset $9,318 asset with advances from former shareholder forgave the rest $8,069 advances at the date of the transfer, and the Company recognized a one-time gain of $8,069 which is included as other income in the Company’s results of operations during the nine-month period ended April 30, 2016. The former shareholder also took responsibility to either deliver goods or repay customers deposits; accordingly, the Company has written off the amounts owed as customer deposits to other income.

As of April 30, 2016, there were no advances from the current shareholder.

5.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from April 30, 2016 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

NIMTECH CORP. (“we,” “us,” “our,” or the “Company”) was incorporated in Nevada on February 4, 2014. We were formed to engage in manufacturing and selling paper cup products in Turkey. Due to the change of control, we appointed a new executive management team and changed our planned business operations.

Effective April 8, 2016, Mr. Badria Alhussin, who served as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and the sole director, resigned from his officer and director position. Effective April 8, 2016, Our Board appointed (a) Mr. Chuanliu Ni to serve as our chairman of the Board, director and Chief Executive Officer, (b) Ms. Xiaoyan Shen to serve as our Chief Financial Officer, (c) Ms. Yang Yang to serve as our director and secretary.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Chuanliu Ni, our chairman and director. Our company has flexibility in seeking, analyzing and participating in potential business opportunities.

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

Results of Operations for the nine Months Ended April 30, 2016 Compared to the nine months ended April 30, 2015

For the nine months ended April 30, 2016, the Company had total revenue of $2,310, compared to $4,235 for the nine months ended April 30, 2015. The cost of sales was $337 and $600 respectively. The gross profit was $1,973 and $3,635 for the nine months ended April 30, 2016 and April 30, 2015 respectively.

The general and administrative expenses for the nine months ended April 30, 2016 and April 30, 2015 were $29,111 and $14.076. Our net loss for the year ended April 30, 2016 was $4,449 compared to $10,441 for the nine months ended April 30, 2015.

General and administrative expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Other income reflects one-time gains recognized by the Company on or about February 29, 2016, when there was a change in the majority ownership, and control of the Company.  These gains were the result of balances owed by the Company to the previous controlling shareholders that were forgiven as a condition of the purchase agreement between the Company’s previous controlling shareholders (the “Seller”) and its current controlling shareholders.  Certain liabilities such as customer deposits were also assumed by the previous controlling shareholder that have been recognized as extinguishment of debt and recorded to the Company’s result of operations as other income.

The weighted average number of common shares outstanding was 6,040,000 for the nine months ended April 30, 2016 and 3,512,586 for the nine months ended April 30, 2015.

Results of Operations for the three Months Ended April 30, 2016 Compared to the three months ended April 30, 2015

For the three months ended April 30, 2016, the Company had no revenue, compared to $2,310 for the three months ended April 30, 2015. The cost of goods sold was $0 and $180 respectively. The gross profit was $0 and $2,130 for the three months ended April 30, 2016 and April 30, 2015, respectively.

The general and administrative expenses for the three months ended April 30, 2016 and April 30, 2015 were $7,770 and $4,531. The net income for the three months ended April 30, 2016 was $14,919, compared to the net loss of $2,401 for the three months ended April 30, 2015, due to the factors discussed above.

The weighted average number of common shares outstanding was 6,040,000 for the three months ended April 30, 2016 and 3,512,586 for the three months ended April 30, 2015.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2016

As of April 30, 2016, our current assets were $0 compared to $8,727 as of July 31, 2015. As of April 30, 2016, our current liabilities were $6,000 compared to $17,387 as of July 31, 2015.

Stockholders’ deficiency increased from $1,531 as of July 31, 2015 to $6,000 as of April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended April 30, 2016 net cash flows provided by operating activities was $5,289 consisting of a net loss of $4,449,and an increased accounts payable and accrued liabilities of $6,000.

Cash Flows from investing Activities

We have invested our operations primarily from investment in the assets and equipments. For the year ended April 30, 2016, net cash provided by investing activities was $6,171, consisting of $6,171 an decreased in fix asset.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended April 30, 2016, net cash used in financing activities was $17,387, consisting of $17,387 repayment from stockholders.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long- term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The quarterly report accompanying our April 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate financial reporting controls – As of April 30, 2016, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at April 30, 2016, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to April 30, 2016, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

WWC, P.C, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2016 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

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

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

There were no senior securities issued and outstanding during the quarter ended April 30, 2016.

Item 4.	Mine Safety Disclosure.

Not applicable to our Company.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMTECH CORP.
(Registrant)

Dated: July 6, 2016	By:	/s/ Chuanliu Ni
Name: Chuanliu Ni
Title: Principal Executive Officer

