Form 10-Q/A
period 2016-04-30
NIMTECH CORP
filed 2016-07-28
CIK 1622491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐       No ☒

As of June 30, 2016 there were 6,040,000 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2016 (the “Original Filing”), is being submitted to correct the number of shares of common stock outstanding as of June 30, 2016, from 3,020,000 shares to 6,040,000 shares.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1, and 32.2 to this Form 10-Q/A.

Other than as discussed above, this Amendment No. 1 does not revise any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

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

NIMTECH CORP.
(Registrant)

Dated: July 28, 2016	By:	/s/ Chuanliu Ni
Name: Chuanliu Ni
Title: Principal Executive Officer

