Form 10-K
period 2016-07-31
NIMTECH CORP
filed 2017-08-14
CIK 1622491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2016

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-199438

NIMTECH CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	3990
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer
incorporation or organization)	Classification Number)	Identification Number)

40 Wall St, Unit 2856

New York, NY

(Address of principal executive offices)

+ 902027168296

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section 7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,040,000 common shares issued and outstanding as of July 27, 2017.

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

Part I

Item 1. Description of Business

Company

Nimtech Corp was incorporated in the State of Nevada on February 4, 2014. We were formed to engage in manufacturing and selling paper cup products in Turkey. Due to the change of control, we appointed a new executive management team and changed our planned business operations.

Change in control

Effective April 8, 2016, Mr. Badria Alhussin, who served as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and the sole director, resigned from his officer and director position. Effective April 8, 2016, Our Board appointed (a) Mr. Chuanliu Ni to serve as our chairman of the Board, director and Chief Executive Officer, (b) Ms. Xiaoyan Shen to serve as our Chief Financial Officer and director, (c) Ms. Yang Yang to serve as our director and secretary.

Plan of Operations

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through acquisition of a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of Chuanliu Ni, our chairman and director. Our company has flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze business opportunities, we will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

We do not currently engage in any business activities that provide cash flow. We intend to sell our common shares to investors to raise funds for our operating and investing cash needs. Prior to us successfully raising funds through selling our common shares, we expect our operating costs will be paid with money to be loaned to or invested in us by our stockholders or management. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and consummating an acquisition.

We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating new products and acquisition candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business acquisition with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business acquisition, primarily due to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the process of selection of a business acquisition will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business acquisition may occur at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do now own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Description of Property

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officers and directors at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We were not subject to any legal proceedings during the year ended July 31, 2016 or the period from inception (February 4, 2014) to July 31, 2015 and we know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

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

As of July 31, 2016, no shares of our common stock have been traded.

Number of Holders

As of July 31, 2016, the 6,040,000 issued and outstanding shares of common stock were held by a total of 13 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended July 31, 2016 or during the period from February 4, 2014 (inception) to July 31, 2015. We have not paid any cash dividends since February 4, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

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

FISCAL YEAR ENDED JULY 31, 2016 COMPARED TO FISCAL YEAR ENDED JULY 31, 2015.

Revenue

We recognized revenue of $0 for the years ended July 31, 2016 and 2015. We expect to generate further, increased revenue as we appointed a new executive management team and changed our planned business operations in 2017.

Cost of Goods Sold

Our cost of goods sold was $0 for the years ended July 31, 2016 and 2015.

Gross Profit

Our gross profit was $0 for the years ended July 31, 2016 and 2015.

Operating expenses

Total operating expenses for the years ended July 31, 2016 and 2015 were $27,138 and $30,315, respectively. We appointed a new executive management team and changed our planned business operations in 2016. Expenses incurred during the fiscal year ended July 31, 2016 as compared to the fiscal year ended July 31, 2015 decreased primarily due to the change of business operations.

Net Losses

The net losses for the fiscal years ended July 31, 2016 and 2015 were $27,138, and $30,315 respectively, due to the factors discussed above.

Liquidity and Capital Resources

As of July 31, 2016, our total assets were $0. Our total liabilities were $6,000 comprised of the accounting fee. As of July 31, 2015, our total assets were $15,836 comprised of cash of $ 5,927, prepaid expenses $1,650, accounts receivable $50, inventory $1,100 and net fixed assets $7,109. Our total liabilities were $17,387 comprised of a loan from the previous director as of July 31, 2015. Our total liabilities were $6,000 comprised of accounts payable as of July 31, 2016.

Shareholders’ equity has decreased from $(1,551) as of July 31, 2015 to ($6,000) as of July 31, 2016. The decrease in our shareholders’ equity to a shareholders’ deficit was due operating losses we incurred in the period.

The Company has accumulated a deficit of $57,589 as of July 31, 2016 compare to a deficit of $30,451 as of July 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of losses, its independent auditor, in the reports on the financial statements for the years ended July 31, 2016 and 2015 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

For the fiscal year ended July 31, 2016, net cash flows used by operating activities was $4,943, compared to $32,177 for the year ended July 31, 2015, an decrease of $27,234. The decrease was primarily due to the decrease in operating expenses.

Cash Flows from Investing Activities

For the years ended July 31, 2016 and 2015, net cash provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended July 31, 2016, net cash used in financing activities was $984. For the fiscal year ended July 31, 2015, net cash provided from financing activities was $36,980 consisting of proceeds from the sale of share of our common stock of $25,400 and a loan from our former director $11,580.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, debt instruments, and limited sales. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to:

●	Legal and professional fees
●	Lease expenses
●	Purchase of inventory
●	Purchase of equipment
●	Marketing Campaign
●	Website development
●	Staff wages

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, the Company has no material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The Company has generated limited revenues and incurred a loss since Inception (February 4, 2014) resulting in an accumulated deficit of $57,589 as of July

31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Because of the Company’s history of losses, its independent auditor in the reports on the financial statements for the years ended July 31, 2016 and 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Fair Value 0f Financial Instruments

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

During the years ended July 31, 2016 and 2015, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

Item 8. Financial Statements and Supplementary Data

NIMTECH CORP.

FINANCIAL STATEMENTS

For the Years Ended July 31, 2016 and July 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nimtech Corp

New York, NY

We have audited the accompanying balance sheets of Nimtech Corp (the “Company”) as of July 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nimtech Corp as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 11, 2017

NIMTECH CORP.

Balance Sheets

	July 31,	July 31,
	2016	2015
	$	$

ASSETS

Current assets
Cash and cash equivalents	-	5,927
Prepaid expenses	-	1,650
Accounts receivable	-	50
Inventory	-	1,100
Total current assets	-	8,727

Fixed Assets

Equipment	-	8,047
Accumulated depreciation	-	(938)
Total Fixed Assets, net	-	7,109

Total assets	-	15,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current liabilities

Accounts Payable	6,000	-
Loan from director	-	17,387
Total current liabilities	6,000	17,387
Total liabilities	6,000	17,387

Stockholders’ deficit

Common stock: 75,000,000 shares authorized, $0.001 par value; 6,040,000 and 6,040,000 shares issued and outstanding as of July 31, 2016 and 2015, respectively	6,040	6,040
Additional paid-in capital	45,549	22,860

Accumulated deficit	(57,589)	(30,451)
Total stockholders’ deficit	(6000)	(1,551)

Total liabilities and stockholders’ deficit	-	15,836

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Statements of Operations

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
	$	$

Expenses
General and Administrative Expenses	27,138	30,315
Total expenses	27,138	30,315

Net loss from operations	(27,138)	(30,315)

Net loss	(27,138)	(30,315)

Loss per share, basic and diluted	(0.004)	(0.01)

Weighted average shares outstanding: basic and diluted	6,040,000	4,145,410

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Statements of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid- in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, July 31, 2014	3,500,000	$3,500	$-	$(136)	$3,364
Shares issued for cash at $0.01 per share	2,540,000	2,540	22,860	-	25,400
Net loss for the year ended July 31, 2015	-	-	-	(30,315)	(30,315)
Balance, July 31, 2015	6,040,000	$6,040	$22,860	$(30,451)	$(1,551)
Net loss for the year ended July 31, 2016	-	-	-	(27,138)	(27,138)
Deemed Distribution			22,689		22,689
Balance, July 31, 2016	6,040,000	$6,040	$45,549	$(57,589)	$(6,000)

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Statements of Cash flows

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
	$	$
Cash flows from operating activities:

Net loss for the period	(27,138)	(30,315)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	938	938
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	-	(50)
Decrease/(Increase) in inventory	337	(1,100)
Decrease/(Increase) in prepaid expenses	(700)	(1,650)
Increase in accounts payable	21,620

Cash flows used in operating activities	(4,943)	(32,177)

Cash flows from investing activities
Decrease in fixed asset	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities:

Proceeds from sale of common stock		25,400
Write off cash account	(984)	11,580

Cash flows provided (used) by financing activities	(984)	36,980

Net increase (decrease) in cash	(5,927)	4,803

Cash, beginning of period	5,927	1,124

Cash, end of period	-	5,927

Non-cash transaction:
Write off unrelated assets and liabilities	22,689

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

NIMTECH CORP.

Notes to the Financial Statements

For the years ended July 31, 2016 and July 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

NIMTECH CORP. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on February 4, 2014.

NOTE 2 – GOING CONCERN

The Company has generated no revenues and incurred a loss since Inception (February 4, 2014) resulting in an accumulated deficit of $57,589 as of July 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and, or, the private placement of common stock.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NIMTECH CORP.

Notes to the Audited Financial Statements

For the years ended July 31, 2016 and July 31, 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the years ended July 31, 2016 and July 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On June 5, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

During the year ended July 31, 2015 Company has issued 2,540,000 shares of common stock for cash proceeds of $25,400 at $0.001 per share. There were 6,040,000 shares of common stock issued and outstanding as of July 31, 2016 and 2015.

On February 22, 2016, Tianjin Commodity Exchange Company Limited and TJCOMEX Hong Kong Company Limited respectively entered into Common Stock Purchase Agreement (the “Purchase Agreement”) with the Company’s largest shareholder, Mr. Zaixian Wang and Mr. Jianhong Wang, who together hold 99.97% of the equity capital of the Company. Pursuant to the terms of the Purchase Agreement, Mr. Zaixian Wang and Mr. Jianhong Wang transferred to Tianjin Commodity Exchange Company Limited and TJCOMEX Hong Kong Company Limited 6,038,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) (such transaction, the “Share Purchase”). The Share Purchase was closed on February 29, 2016.

Effective April 8, 2016, Mr. Badria Alhussin, who served as our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and the sole director, resigned from his officer and director position. Effective April 8, 2016, Our Board appointed (a) Mr. Chuanliu Ni to serve as our chairman of the Board, director and Chief Executive Officer, (b) Ms. Xiaoyan Shen to serve as our Chief Financial Officer and director, (c) Ms. Yang Yang to serve as our director and secretary.

NOTE 5 – RELATED TRANSACTIONS

As of July 31, 2015, a previous director had loaned $17,387 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

As of July 31, 2016, the unrelated assets and liabilities of $22,689 had been written off after the purchase agreement and change in control.

NIMTECH CORP.

Notes to the Audited Financial Statements

For the years ended July 31, 2016 and July 31, 2015

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual commitments

The Company has no contractual commitments.

Litigation

We were not subject to any legal proceedings during the years ended July 31, 2016 and July 31, 2015 and we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 – INCOME TAXES

As of July 31, 2016, the Company had net operating loss carry forwards of approximately $57,589 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

July 31, 2016
Federal income tax benefit attributable to:
Losses incurred in current operations	$57,589
Less: valuation allowance	(57,589)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$19,580
Less: valuation allowance	(19,580)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $57,589 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from July 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than as disclosed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	Limited segregation of duties.

3.	We did not implement appropriate information technology controls – As at July 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our directors are as follows:

Name of Executive Officer and/or Director	Age	Position

Chuanliu Ni	54	Chairman of the Board, Director, Chief Executive Officer
Xiaoyan Shen	35	Director, Chief Financial Officer
Yang Yang	25	Director, secretary

Biographical Information and Background of officer and director

Chuanliu Ni has more than 20 years of experience in corporate and investment strategy, corporate governance, and corporate finance. Since July 2006, He has served as the executive vice-president and China representative of Chinese-American Educational Consultants, Ltd., a Virginia-based international educational consulting company specializing in recruiting students for universities and colleges in U.S. Since November 2006, he has also served as the president and chief executive officer of Tianjin Commodity Exchange Co., Ltd. Since he founded the company, a PRC-based full service privately owned commodity change in China. Mr. Ni holds an M.A. and a Ph. D. in Economics from West Virginia University, an M.S. in Management Information Systems from Hebei University of Technology, China, and a B.S. in Electrical Engineering from Nanjing University of Science and Technology, China.

Xiaoyan Shen has more than 10 years of experience in accounting, auditing and other sales and marketing experience. Since December 2015, she has served as the senior assistant and director of finance of Tianjin Commodity Exchange Co., Ltd. From April 2011 to October 2015, she served as an internal audit supervisor of Jushi Group Co., Ltd., a PRC-based fiberglass manufacturer. Ms Shen holds a M.S. in Accounting from Macquarie University, Australia, and a B.A. in International Economics and trade from Tongji University, China.

Yang Yang has acute business sense and demonstrated analytical and risk management skills. From July 2015 since she graduated to December 2015, she served as a regression analyst engineer intern of the Hit Records Worldwide, A Georgia-based company focusing on network technology. Ms. Yang holds a M.S. in statistics from George Washington University, and a B.S. in Applied Mathematics from Shanghai University, China.

During the past ten years, our 3 directors have not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which they were the general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our 3 directors. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on July 31, 2015 until July 31, 2016:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Chuanliu Ni Xiaoyan Shen;	Year end July 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yang Yang	July 31, 2014 to July 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 16, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Xiaoyan Shen	3,500,000 shares of common stock (direct)	58%

The percent of class is based on 6,040,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended July 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended July 31, 2016, we incurred approximately $11,400 in fees to our principal independent accountants for professional services rendered in connection with the audit of our July 31, 2015 financial statements and for the reviews of our financial statements for the quarters ended October 31, 2015, January 31, 2016, and April 30, 2016.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIMTECH CORP.
(Registrant)

Dated: August 14, 2017	By:	/s/ Chuanliu Ni
		Name:	Chuanliu Ni
		Title:	Chairman of the Board, Director, Chief Executive Officer